Form 10-Q
period 2022-06-30
AGTB Private BDC
filed 2022-08-12
CIK 1913721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-01520
AGTB Private BDC
(Exact name of registrant as specified in its charter)

Delaware	88-6102187

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor, New York, NY	10167
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (212) 692-2000
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 11, 2022, the registrant had 7,000,000 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I	CONSOLIDATED FINANCIAL INFORMATION	2
Item 1.	Consolidated Financial Statements	2
	Consolidated Statement of Assets and Liabilities as of June 30, 2022 (Unaudited)	2
	Consolidated Statements of Operations for the Three Months Ended June 30, 2022 and for the period from January 27. 2022 (Inception) to June 30, 2022 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the Three Months Ended June 30, 2022 and for the period from January 27. 2022 (Inception) to June 30, 2022 (Unaudited)	4
	Consolidated Statement of Cash Flows for the period from January 27. 2022 (Inception) to June 30, 2022	5
	Consolidated Schedule of Investments as of June 30, 2022 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGTB Private BDC
Consolidated Statement of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

June 30, 2022
(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $83,772)	$83,766
Non-controlled/affiliated investments at fair value (amortized cost of $2,248)	2,248
Cash	85,496
Deferred financing costs	3,477
Contributions receivable	1,488
Deferred offering costs	300
Interest receivable	243
Total assets	$177,018
Liabilities
Debt	$1,000
Accrued expenses and other liabilities payable to affiliate	466
Organizational costs payable to affiliate	378
Due to affiliate	360
Management fees payable	174
Deferred income	107
Interest payable	58
Total liabilities	2,543
Commitments and contingencies (Note 7)
Net assets
Common shares $0.001 par value, Unlimited shares authorized; 7,000,000 shares issued and outstanding	$7
Additional paid-in-capital	174,933
Total distributable earnings (loss)	(465)
Total net assets	174,475
Total liabilities and net assets	$177,018
Net asset value per share	$24.93
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$297	$297
Agent fees	418	418
Total investment income from non-controlled, non-affiliated investments:	715	715
Total investment income	715	715
Expenses
Organizational costs	$61	$381
Offering costs	60	60
Administrative fees(1)	255	255
Management fees	174	174
Interest	104	104
Insurance fees	82	82
Accounting fees	72	72
Directors' fees	52	52
Other	38	38
Professional fees	16	16
Total net expenses	914	1,234
Net investment income (loss)	(199)	(519)
Net unrealized gain (loss) on investment transactions
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(6)	(6)
Total net realized and unrealized gain (loss) on investment transactions	(6)	(6)
Net increase (decrease) in net assets resulting from operations	$(205)	$(525)
Net investment income (loss) per share - basic and diluted	$(0.09)	$(0.34)
Earnings (loss) per share - basic and diluted	$(0.09)	$(0.34)
Weighted average shares outstanding - basic and diluted	2,241,785	1,533,872
(1)Refer to Note 6 - Agreements and Related Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$(199)	$(519)
Net change in unrealized gain (loss)	(6)	(6)
Net increase (decrease) in net assets resulting from operations	(205)	(525)
Capital share transactions
Issuance of common shares	174,999	175,000
Net increase (decrease) in net assets resulting from capital share transactions	174,999	175,000
Total increase (decreases) in net assets	174,794	174,475
Net assets, at beginning of period	(319)	—
Net assets, at end of period	$174,475	$174,475

Capital share activity
Shares issued	6,999,940	7,000,000
Net increase in shares outstanding	6,999,940	7,000,000
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

Period from January 27, 2022 (Inception) to June 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(525)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	6
Net accretion on debt instruments	(25)
Purchases and drawdowns of investments	(85,995)
Amortization of deferred financing costs	45
Amortization of deferred offering costs	60
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(243)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	466
Increase (decrease) in management fees payable	174
Increase (decrease) in deferred income	107
Increase (decrease) in interest payable	58
Increase (decrease) in due to affiliate	360
Increase (decrease) in organizational costs payable to affiliate	378
Net cash used in operating activities	(85,134)
Cash flows from financing activities
Proceeds from issuance of common shares	173,512
Borrowings on debt	1,000
Payments for deferred financing costs	(3,522)
Payments for deferred offering costs	(360)
Net cash provided by (used in) financing activities	170,630
Net change in cash	85,496
Cash
Cash, beginning of period	—
Cash, end of period	$85,496

Supplemental and non-cash information
Contributions receivable	$1,488
Cash paid during the period for interest	$1
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S + 6.00%	8.21%	6/21/2024	$6,080	$(120)	$(120)	(0.07)%
Load One Purchaser Corporation	First lien senior secured revolving loan	S +6.00%	8.21%	6/21/2028	3,482	$436	$436	0.25%
Load One Purchaser Corporation	First lien senior secured term loan	S + 6.00%	8.21%	6/21/2028	13,545	13,275	13,274	7.61%
						13,591	13,590	7.79%
Auto components
Raneys, LLC (6)	First lien senior secured revolving loan	P + 4.75%	9.50%	6/7/2027	1,522	(30)	(30)	(0.02)%
Raneys, LLC	First lien senior secured term loan	P + 4.75%	9.50%	6/7/2027	6,673	6,541	6,539	3.75%
						6,511	6,509	3.73%
Health care providers and services
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S + 5.50%	7.23%	6/7/2024	$7,318	$(115)	$(115)	(0.07)%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S + 5.50%	7.23%	6/7/2026	1,672	(27)	(27)	(0.02)%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S + 5.50%	7.23%	6/7/2026	13,028	12,818	12,816	7.35%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	7.64%	5/19/2024	10,830	(153)	(153)	(0.09)%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S + 6.00%	7.64%	5/19/2027	1,115	(16)	(16)	(0.01)%
IPC Pain Acquistion, LLC	First lien senior secured term loan	S + 6.00%	7.64%	5/19/2027	2,799	2,757	2,757	1.59%
						15,264	15,262	8.75%
IT services
ARC Healthcare Technologies, LLC (6)	First lien senior secured delayed draw term loan	S + 5.25%	7.45%	6/22/2024	$7,340	$(91)	$(91)	(0.05)%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S + 5.25%	7.45%	6/22/2025	3,341	(41)	(41)	(0.02)%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S + 5.25%	7.45%	6/22/2025	23,539	23,244	23,243	13.32%
						23,112	23,111	13.25%
Machinery
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	7.61%	6/21/2024	$1,969	$(19)	$(19)	(0.01)%
Double E Company, LLC	First lien senior secured revolving loan	S + 6.00%	7.61%	6/21/2028	3,044	421	421	0.24%
Double E Company, LLC	First lien senior secured term loan	S + 6.00%	7.61%	6/21/2028	17,543	17,367	17,367	9.95%
						17,769	17,769	10.18%
Specialty retail
Soccer Post Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S + 5.75%	8.07%	6/30/2027	$1,520	$(27)	$(27)	(0.02)%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S + 5.75%	8.07%	6/30/2027	1,741	57	57	0.03%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S + 5.75%	8.07%	6/30/2027	7,628	7,495	7,495	4.30%
						7,525	7,525	4.31%
Total non-controlled/non-affiliated senior secured debt						$83,772	$83,766	48.01%
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC(7)(8)	Equity - 0.45% membership interest					$2,248	$2,248	1.29%
Total non-controlled/affiliated investments						$2,248	$2,248	1.29%
Total investments						$86,020	$86,014	49.30%
(1)Unless otherwise indicated, all investments are considered Level 3 investments. Under section 55(a) of the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2022, there were no non-qualifying assets.
(2)Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR” or “L”), the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of June 30, 2022, the reference rates for the floating rate loans were Term SOFR of 1.50%, and the Prime Rate of 4.75%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of June 30, 2022. The negative fair value is a result of the commitment being valued below par. Refer to Note 7 for further information.
(7)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(8)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $2,248 or 1.29% of the Company's net assets.
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited)
Note 1.  Organization

AGTB Private BDC (the “Company”) is a Delaware statutory trust which was formed on January 27, 2022 (date of inception). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is a specialty finance company focused on lending to U.S. middle market companies with between $3 million and $50 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”); however, the Company intends to focus its investing in companies with EBITDA of less than $25 million. The Company’s investment objective is to generate attractive, consistent, total returns, predominantly in the form of current income and, to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in senior secured debt, and may also take advantage of opportunistic investments in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, and equity investments.

AGTB Fund Manager, LLC (the “Adviser”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo Gordon”), serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940.

The Company conducts private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase the Company’s common shares of beneficial interest (“the common shares”) pursuant to a subscription agreement entered into with the Company. Investors will be required to make capital contributions to purchase the Company’s common shares each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on April 19, 2022 (the “Initial Closing”), and additional closings of the Private Offering are expected to occur from time to time as determined by the Company, until and including the twelve-month anniversary of the Initial Closing. The Adviser does not intend to list the common shares on any securities exchange and the common shares will not be publicly traded.

The Company commenced its loan origination and investment activities with the initial drawdown from investors in a Private Offering on May 10, 2022 (the commencement of operations). The Company made its first portfolio company investment in May 2022.
Note 2.  Significant Accounting Policies
Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The Company commenced operations on May 10, 2022 and its fiscal year ends on December 31.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Principles of Consolidation
The Company conducts certain of its activities through its wholly-owned subsidiaries Twin Brook Capital Funding XXXIII, LLC, Twin Brook Equity XXXIII Corp., and Twin Brook Capital Funding XXXIII MSPV, LLC. The Company consolidates subsidiaries that are controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash
Cash is comprised of cash on deposit with major financial institutions. The Company places its cash with high credit quality institutions to minimize credit risk exposure.
Investment Related Transactions, Revenue Recognition and Expenses
Investment transactions and the related revenue and expenses are recorded on a trade-date basis. Realized gains and losses on investment transactions are determined using the specific identification method. All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of “Other” expense on the consolidated statement of operations.
Interest income and interest expense are recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Company and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.
Paydown gains and losses on investments in debt instruments are reported in “Interest” income on the consolidated statement of operations. Interest received in-kind, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and reported as “Interest” income on the consolidated statement of operations. The Company records dividend income from private securities pursuant to the terms of the respective investments.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of "Agent fee" income on the consolidated statement of operations.
Investments at Fair Value
The Company applies Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). ASC 820 establishes three levels of the fair value hierarchy as follows:
Level 1Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3Inputs that are unobservable.
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, interest rates, specific and broad credit data, liquidity statistics, and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement; however, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company’s perceived risk of that instrument.
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company, the Board, and the Adviser in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.
Investments in investment funds include vehicles structured for the purpose of investing in privately held common and preferred equity interests. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund, if applicable, and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate NAV per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. Withdrawals and distributions from investments in investment funds are at the discretion of the Adviser and may depend on the liquidation of underlying assets. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.
The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:
•The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Board.
•The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith, based on, among other things, the input of the Adviser and, where applicable, other third parties.
When determining the fair value of Level 3 investments, the Company may take into account the following factors, where relevant: recent transactions, the enterprise value of the underlying company, the nature and realizable value of any collateral, the underlying company’s ability to make payments and its earnings and discounted cash flows, the markets in which the underlying company does business, financial covenants, the seniority of the financial instrument in the capital structure of the company, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
(“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.
The Company’s investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available. In such instances, the Company may use an internal pricing model as either a corroborating or sole data point in determining the price. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty. The Company generally engages third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained. The third party firm(s) either independently determine prices or assess the reasonableness of the Company’s prices. The analyses provided by such third party firm(s) are reviewed and considered by the Company. As part of the risk management process, the Company reviews and analyzes the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that the Company believes does not reflect fair value. In addition, the Adviser’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.
Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company has determined there would be no financial statement impact of adopting Rule 2a-5 and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Foreign Currency Translation
Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.
The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within net realized and unrealized gain (loss) on investments on the consolidated statement of operations. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized gain (loss) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations.
Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Offering Costs
Offering costs in connection with the offering of common shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over a twelve-month period. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company paid approximately $3.5 million of financing costs, of which approximately $45,000 were amortized and have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company received approximately $119,000 of agent fees. During the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, approximately $12,000 of agent fees have been recognized as earned and included in “Agent Fee” income on the consolidated statements of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends. To the extent the Company qualifies as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware C corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company did not accrue any U.S. federal tax expense related to Twin Brook Equity XXXIII Corp.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through June 30, 2022.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company earned approximately $406,000 of syndication and other origination fee income, which is included in “Agent fee” income on the consolidated statement of operations.
The Company follows the guidance in Accounting Standards Codification (“ASC”) Topic 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the consolidated statement of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no participations that were accounted for as secured borrowings during the period.
Distributions
Distributions to common shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to stockholders.
Note 3.  Investments
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated investments.
Investments at fair value and amortized cost consisted of the following as of June 30, 2022:

	June 30, 2022
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$83,772	$83,766
Investment in affiliated funds	2,248	2,248
Total investments	$86,020	$86,014

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of June 30, 2022 was as follows:

June 30, 2022
Air freight and logistics	15.8%
Auto components	7.6%
Health care providers and services	17.7%
IT services	26.9%
Machinery	20.7%
Multisector holdings	2.6%
Specialty retail	8.7%
Total	100.0%
As of June 30, 2022, 100% of investments held were based in the United States.
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of June 30, 2022:

	Assets at Fair Value as of June 30, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$83,766	$83,766
Total	$—	$—	$83,766	$83,766
Investments measured at net asset value(1)				$2,248
Total financial instruments, at fair value				$86,014
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Assets and Liabilities.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022:

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2022*
(Amounts in thousands)	Balance 4/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2022
First lien senior secured debt	$—	$83,747	$—	$25	$—	$(6)	$83,766	$(6)
Total	$—	$83,747	$—	$25	$—	$(6)	$83,766	$(6)
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Period from January 27, 2022 (Inception) to June 30, 2022*
(Amounts in thousands)	Balance 1/27/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2022
First lien senior secured debt	$—	$83,747	$—	$25	$—	$(6)	$83,766	$(6)
Total	$—	$83,747	$—	$25	$—	$(6)	$83,766	$(6)
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
The Company’s Level 3 investments have been valued using recent transactions.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
On June 10, 2022, the Company entered into a revolving credit facility (the “Subscription Facility”) with Morgan Stanley Asset Funding Inc., as the administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A. as the letter of credit issuer and a lender.  The Subscription Facility enables the Company to request loans from the administrative agent up to a maximum commitment of $75 million, which may be increased to an amount not exceeding $200 million pursuant to the terms and conditions of the Subscription Facility.  The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of investors in the Company.  The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of investors in the Company as well as other provisions of the Subscription Facility.
Borrowings under the Subscription Facility bear interest at either (a) if the borrowing is a Term SOFR loan with an interest period of one-month, Term SOFR plus 226.448 basis points (2.26448%) per annum, (b) if the borrowing is a Term SOFR loan with an interest period of three-months, Term SOFR plus 241.161 basis points (2.4161%) per annum, or (c) if the borrowing is a base rate loan, 215 basis points (2.15%) per annum. The Company may also draw letters of credit with a fee set at 215 basis points (2.15%) per annum.   In addition, the Company accrued an unused commitment fee to the administrative agent at the rate of (a) from June 10, 2022 until June 30, 2022 (the “Trigger Date”), 25 basis points (0.25%) per annum multiplied by the unused portion of the maximum commitment and (b) after the Trigger Date, (i) 35 basis points (0.35%) per annum multiplied by the unused portion of the maximum commitment when the unused commitment of the lenders is greater than fifty percent (50%) of the maximum commitment or (ii) 25 basis points (0.25%) per annum multiplied by the unused portion of the maximum commitment when the unused commitment of the lenders is less than or equal to fifty percent (50%) of the maximum commitment.  The maturity date of the Subscription Facility is June 12, 2023, which may be extended pursuant to the terms of the Subscription Facility.
On June 17, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new loan and servicing agreement (as amended, supplemented or otherwise modified from time to time, the “MSPV Credit Facility”) with Twin Brook Capital Funding XXXIII, LLC, as the transferor (the “Transferor”), AGTB Fund Manager, LLC, as the servicer, Morgan Stanley Asset Funding, Inc., as administrative agent, the lenders from time to time party thereto and The Bank of New York Mellon Trust Company, National Association, as the collateral agent, account bank and collateral custodian.
From time to time, the Transferor expects to sell and/or contribute certain investments to the Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the Borrower through its ownership of the Borrower.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
The MSPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300,000,000, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the Borrower from the Transferor, a wholly-owned subsidiary of the Company. The Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of June 17, 2027. The revolving loans will be subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.35% per annum and thereafter, term SOFR plus 2.85% per annum.

As of June 30, 2022, there are $1 million in borrowings outstanding on the Subscription Facility, and no borrowings outstanding on the MSPV Credit Facility. The Company incurred approximately $58,000 of interest and unused commitment fees for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of June 30, 2022, the asset coverage ratio was 17,547.5%.
Debt obligations consisted of the following as of June 30, 2022:

	As of June 30, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription Facility	$75,000	$1,000	$69,770	$1,000
MSPV Credit Facility	$300,000	$—	$9,471	$—
Total debt	$375,000	$1,000	$79,241	$1,000
(1)The amount available reflects any limitations related to the facilities borrowing bases.
For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Interest expense	$59	$59
Amortization of deferred financing costs	45	45
Total interest expense	$104	$104
Average interest rate	2.26%	2.26%
Average daily borrowings	$87,912	$51,613
Note 6.  Agreements and Related Party Transactions
Administration Agreement
On April 19, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with AGTB Fund Manager, LLC (the “Administrator”). Under the terms of the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company reimburses the Administrator for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for it by such affiliate or third party.
Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 17, 2024 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company and the vote of a majority of the Company’s Independent Trustees. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
No person who is an officer, director, or employee of the Administrator or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s officers who provide operational and administrative services, as well as their respective staffs and other professionals who provide services to the Company, who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office”, financial or operational services to the Company (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Trustees who are not affiliated with the Administrator receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Administrator charged approximately $255,000, for certain costs and expenses allocable to the Company under the terms of the Administration agreement.
Investment Management Agreement
On April 19, 2022, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with the Adviser. Under the terms of the Investment Management Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring the Company’s investments and portfolio companies on an ongoing basis.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect until March 17, 2024 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company or by the vote of a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Independent Trustees. The Investment Management Agreement will automatically terminate in the event of assignment. The Investment Management Agreement may be terminated by (1) the Company without penalty on 60 days’ written notice (2) by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s trustees or (3) the Adviser on 120 days’ written notice.
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
The Investment Management Agreement also provides that the Company reimburses the Adviser for certain organizational costs incurred prior to the commencement of the Company’s operations, and for certain offering costs. The Company has agreed to repay the Adviser for initial organizational and offering costs up to a maximum of $1.25 million, with the Adviser bearing any organizational and offering costs in excess of such amount.

As of June 30, 2022, the Company has approximately $1.2 million payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate”, “organizational costs payable to affiliate” and “due to affiliate” on the statement of assets and liabilities.
Under the terms of the Investment Management Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
The base management fee is calculated at an annual rate of 1.25% of the Company’s net assets. For services rendered under the Investment Management Agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the Company’s net assets at the first business day of the applicable month. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company begins operations. Base management fees for any partial month or quarter will be appropriately pro-rated.
For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company accrued approximately $174,000 of base management fees payable to the Adviser.
Pursuant to the Investment Management Agreement, the Adviser is entitled to an incentive fee (“Incentive Fee”), which consists of two components; an incentive fee based on income and an incentive fee based on capital gains.
The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).
The Company will pay the Adviser an incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized) (the “hurdle rate” or “Hurdle”);
100% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of its Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and 12.5% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the Hurdle is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.
The Company did not accrue income incentive fees or capital gains incentive fees for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser on April 19, 2022. The Adviser may elect to pay certain expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, no such Expense Payments were made by the Adviser.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Company’s Independent Trustees, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to the Company, the Adviser, and Angelo Gordon to permit the Company to co-invest with other funds managed by the Adviser or Angelo Gordon, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Pursuant to such exemptive relief, the Company is generally permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In certain situations where co-investment with one or more funds managed by Angelo Gordon is not permitted or appropriate, Angelo Gordon will need to decide which funds will proceed with the investment. Angelo Gordon will make these determinations based on its policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.
Investment in Affiliated Funds
Fair value as of June 30, 2022 and transactions for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2022
(Amounts in thousands)	Fair Value as of April 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$—	$2,248	$—	$—	$—	$2,248	$—
Total non-controlled/affiliated investments	$—	$2,248	$—	$—	$—	$2,248	$—

	Investment in Affiliated Funds at Fair Value for the Period from January 27, 2022 (Inception) to June 30, 2022
(Amounts in thousands)	Fair Value as of January 27, 2022 (Inception)	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$—	$2,248	$—	$—	$—	$2,248	$—
Total non-controlled/affiliated investments	$—	$2,248	$—	$—	$—	$2,248	$—

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7.  Commitments and Contingencies
Commitments
The Company’s investment portfolio contains debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.
Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments and are fair valued. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.
As of June 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2022
First lien senior secured debt	(Amounts in thousands)
ARC Healthcare Technologies, LLC	10,681
Benefit Plan Administrators of Eau Claire, LLC	8,990
Double E Company, LLC	4,562
IPC Pain Acquistion, LLC	11,945
Load One Purchaser Corporation	9,057
Raneys, LLC	1,522
Soccer Post Acquisition, LLC	3,174
Total unfunded portfolio company commitments	49,931
Investor Commitments
As of June 30, 2022, the Company had $353.5 million in total capital commitments from investors ($178.5 million undrawn), including a $3.5 million commitment from Angelo Gordon.
Four investors in the Company have aggregate capital commitments representing approximately 84.9% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of June 30, 2022, management was not aware of any material pending or threatened litigation.
Note 8.  Net Assets
Subscriptions and Drawdowns
As of June 30, 2022, the Company had 7,000,000 shares issued and outstanding with a par value of $0.001 per share.
The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
On February 17, 2022, the Adviser contributed $1,500 of capital to the company for the initial 60 common shares. During the period from January 27, 2022 (Inception) to June 30, 2022, the Adviser delivered the following capital call notice to investors:

Period from January 27, 2022 (Inception) to June 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 26, 2022	May 10, 2022	3,999,940	$100
June 15, 2022	June 30, 2022	3,000,000	75
Total		6,999,940	$175
Dividends
There were no dividends declared for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022.
Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022:

(Amounts in thousands, except share and per share amounts)	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Net increase (decrease) in net assets resulting from operations	$(205)	$(525)
Weighted average shares of common stock outstanding - basic and diluted	2,241,785	1,533,872
Earnings (loss) per common share - basic and diluted	$(0.09)	$(0.34)
Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $60,000 of permanent differences for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding for the period from January 27, 2022 (Inception) to June 30, 2022:

(Amounts in thousands, except share and per share amounts)	Period from January 27, 2022 (Inception) to June 30, 2022
Per share data:
Net asset value, beginning of period	$—
Net investment income (loss)(1)	(0.34)
Net realized and unrealized gain (loss) on investment transactions(1)	0.00
Total from operations	(0.34)
Impact of issuance of common stock	25.27
Total increase (decrease) in net assets	24.93
Net asset value, end of period	$24.93
Shares outstanding, end of period	7,000,000
Total return(2)(3)	(0.3)%
Ratios / supplemental data
Ratio of net expenses to average net assets(3)(4)(5)	1.2%
Ratio of net investment income (loss) to average net assets(3)(4)	(0.5)%
Net assets, end of period	$174,475
Weighted average shares outstanding	1,533,872
Total capital commitments, end of period	$353,500
Ratio of total contributed capital to total committed capital, end of period	49.5%
Portfolio turnover rate(6)	0.0%
Asset coverage ratio(7)	17,547.5%
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the opening NAV per share of $25.00.
(3)Not annualized.
(4)Average net assets are computed using the average balance of net assets at the end of each month of the reporting period, beginning with the first capital call on May 10, 2022.
(5)Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable.
(6)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(7)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
Note 12.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

On July 18, 2022, the Company entered into subscription agreements with one existing investor and Angelo Gordon for an aggregate commitment amount of $25,250,000 bringing total fund commitments to $378,750,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to AGTB Private BDC and it’s consolidated subsidiaries. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment Adviser, AGTB Fund Manager, LLC, as our "Adviser," and we refer to the direct parent company of our Adviser, Angelo, Gordon & Co., L.P., as "Angelo Gordon." The Adviser serves as the Company’s Administrator and may also be referred to herein as “Administrator”.
Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the U.S. Department of the Treasury and the Federal Reserve, and the potential effects of actual and proposed legislation on us, our views on certain macroeconomic trends, and the impact of COVID-19. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks identified under the caption “Item 1A. Risk Factors” in our Registration Statement on Form 10, filed with the SEC on June 9, 2022, as amended. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of AGTB Private BDC. This MD&A is provided as a supplement to, and should be read in conjunction with our Registration Statement on Form 10, filed with the SEC on June 9, 2022, as amended, our consolidated financial statements and the accompanying notes to consolidated financial statements (Part I, Item 1 of this report).
Overview
AGTB Private BDC is a Delaware statutory trust formed on January 27, 2022 (date of inception). We elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, we intend to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
We are managed by our Adviser, a wholly-owned subsidiary of Angelo Gordon. The Adviser is registered as an investment Adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. Subject to the overall supervision of our board of trustees (the “Board”), our Adviser manages our day-to-day operations, and provides investment advisory and management services to us. Our Adviser will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.
We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common share of beneficial interest pursuant to a subscription agreement entered into with us. Investors will be required to make capital contributions to purchase shares of our common shares of beneficial interest each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on April 19, 2022 (the “Initial Closing”). As of June 30, 2022, we had $353.5 million in total capital commitments from investors.

It is anticipated that within two years of the Initial Closing, we will merge with and into an affiliated publicly offered, non-traded BDC (the “Non-Traded BDC”) having the same investment adviser, substantially the same investment objectives and policies as the Company and the same management and advisory fees as the Company (the “Merger”), and that holders of the common shares will receive common shares of the Non-Traded BDC pursuant to the Merger.

We will generally retain and reinvest investment proceeds from its portfolio, such as proceeds from the disposition of an investment or the repayment of a loan by a portfolio company. However, if the Merger has not been consummated within three years of the date of the Initial Closing (the “Commitment Period”), we will cease retaining or reinvesting such proceeds, and will instead distribute such proceeds to shareholders; provided that the Adviser is permitted to retain such proceeds for permitted purposes and to protect existing investments. For the avoidance of doubt, in the event of a Merger, we will be under no obligation to cease retaining or reinvesting investment proceeds. Additionally, if the Merger does not occur within six years of the date of the Initial Closing, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will, in an orderly manner, begin to wind down and/or liquidate and dissolve the Company.

We do not intend to list our common shares on any securities exchange and our common shares will not be publicly traded. It is anticipated that within two years of the Initial Closing, the Company will merge with and into an affiliated publicly offered, non-traded BDC (the “Non-Traded BDC”) having the same investment adviser, substantially the same investment objectives and policies as the Company and the same management and advisory fees as the Company, and that holders of our common shares will receive common shares of the Non-Traded BDC pursuant to the Merger.
Investors in any Closing will be released from any further obligation to purchase additional common shares upon the earlier to occur of (i) a Merger, and (ii) the three-year anniversary of the Initial Closing, subject to certain exceptions contained below and in the Subscription Agreement. In the event that the Company enters into a Subscription Agreement with one or more investors after the initial Drawdown Purchase in which the proceeds are used to make investments (the “Effective Date”), each such investor will be required to make purchases of common shares (each, a “Catch-up Purchase”) on a date to be determined by the Company that occurs no later than the next succeeding Drawdown Purchase date (the “Catch-up Date”). The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Company’s Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date as determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the NAV per share (adjusted to appropriately reflect revenues and expenses accrued as of the Catch-up Date and such investor’s pro rata portion of the Company’s initial organizational expenses), as calculated within no more than 48 hours of share issuance, of the Company’s common shares in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the NAV per share based on a variety of factors, including, without limitation, the total amount of the Company’s organizational and other expenses.
As a BDC, we must invest at least 70% of our assets in “eligible portfolio companies,” generally, U.S. private operating companies (or small U.S. public operating companies with a market capitalization of less than $250 million). As a BDC, we may also invest up to 30% of our portfolio in non-eligible portfolio company investments, such as investments in non-U.S. companies, which may include investments in a “passive foreign investment company” (a “PFIC”). Because we have elected to be regulated as a BDC, and we intend to continue to qualify as a RIC under the Code, our portfolio will also be subject to the diversification and other requirements under the Code.
Investments
We invest principally in privately originated senior secured loans to U.S. middle market companies, which we believe have consistent capital needs and have not only been underserved in recent years by traditional providers of capital such as banks and the public debt markets, but also for a variety of reasons may prefer working with experienced non-bank lenders. Our origination strategy focuses on the middle market private equity community. This financing is utilized for a variety of purposes, including to fund organic growth, acquisitions, recapitalizations, management buyouts and leveraged buyouts for companies with revenue generally under $500 million. In describing our business, we generally use the term “middle market” to refer to companies with EBITDA of between $3 million and $50 million annually; however, we typically invest in companies with EBITDA of less than $25 million. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and we may from time to time invest in larger or smaller companies.

By investing predominantly in senior secured debt, we expect to reduce our risk of principal loss and deliver more stable returns over time as compared with investments in bonds, unsecured loans, mezzanine investments and public, private and project equity. However, we may also invest opportunistically in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, and equity investments, as well as select other subordinated instruments either directly or through acquisitions in the secondary market.
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make, all of which have been, and may continue to be, impacted by COVID-19.
Revenues
We generate revenues primarily through the receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees and from dividends on direct equity investments. In addition, we may generate revenue in the form of commitment, origination, administration, amendment, and loan servicing fees. Loan origination fees, original issue discount and market discount or premium are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income. We record contractual prepayment premiums on loans and debt securities as interest income.
Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2022, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
Dividend income that we receive from our ownership of private securities is recorded pursuant to the terms of the respective investments.
Expenses
Our primary operating expenses include the payment of fees to the Adviser under the Investment Management Agreement, our allocable portion of overhead expenses under the Administration Agreement, interest expense related to borrowings outstanding, and other operating costs described below.
We are responsible for all costs and expenses incurred in connection with the operations of the Company and locating, structuring, evaluating, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to legal, regulatory, accounting and other professional or third-party costs or disbursements including travel, rent or lodging, out-of-pocket expenses of the Adviser, the fees and expenses of any independent counsel engaged by the Adviser and out-of-pocket expenses related to third-party service providers (including loan servicer fees), placement agent fees and expenses, advertising expenses, litigation expenses, brokerage commissions, clearing and settlement charges and other transaction costs, custody fees, interest expenses, financing charges, initial and variation margin, broken deal expenses, compensation (which may include fees or performance-based compensation) of Advisers, consultants and finders, joint venture partners, or other professionals relating to the Company’s operations and investments or potential investments (whether or not completed), which may include costs incurred to attend or sponsor networking and other similar events hosted by both for-profit and not-for-profit organizations (which may include organizations affiliated with current or prospective investors), specific expenses incurred in obtaining, developing or maintaining market data technology systems, research and other information and information service subscriptions utilized with respect to the Company’s investment program including fees to third party providers of research, portfolio risk management services (including the costs of risk management software or database packages), fees of pricing and valuation services, appraisal costs and brokerage expenses. We will also bear all commitment fees and any transfer or recording taxes, registration fees and other expenses in connection with acquisitions and dispositions of investments, and all expenses relating to the ownership and operation of investments, including taxes, interest, insurance, and other fees and expenses. Travel expenses may include first-class airfare and limited use of private or charter aircraft, as well as premium accommodations, in accordance with our Adviser’s policies related thereto.
In addition, we will bear all costs of the administration of the Company, including but not limited to accounting expenses (including accounting systems) and expenses relating to audit, legal and regulatory expenses (including filings with U.S. and non-U.S. regulators and compliance obligations), costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws, fees and expenses of any administrators in connection with the administration of the Company, expenses relating to the maintenance of registered offices of the Company to the extent provided by unaffiliated service providers, temporary office space of non-employee consultants or auditors, blue sky and corporate filing fees and expenses, corporate licensing expenses, indemnification expenses, costs of holding any meetings or conferences of investors or their delegates or Advisers (including meetings of the Adviser and related activities), Independent Directors’ fees and expenses, costs of any litigation or threatened litigation or costs of any investigation or legal inquiries involving Company activities (including regulatory sweeps), the cost of any liability insurance or fidelity coverage for the Company, including any directors’ and officers’ liability insurance and key-person life insurance policies, maintained with respect to liabilities arising in connection with the activities of our directors and officers conducted on behalf of the Company, costs associated with reporting and providing information to existing and prospective investors, including printing and mailing costs, wind-up and liquidation expenses, and any extraordinary expenses arising in connection with the operations of the Company.
We have agreed to repay the Adviser for initial organization and offering costs up to a maximum of $1.25 million, of which the Adviser has incurred approximately $0.7 million as of June 30, 2022.
From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.
Leverage
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations. We may from time to time increase the size of our existing credit facilities or enter into new credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2022, the Company had borrowings of $1 million outstanding at an all-in rate of 2.26%, which is included in debt on the consolidated statement of assets and liabilities. The Company incurred approximately $58,000 of interest and unused commitment fees for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.
Impact of COVID-19
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted, and continue to react, by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. Supply chain disruptions could significantly impact the businesses of our portfolio companies and lead to increased costs, inventory shortages, shipping delays and an inability to meet customer demands. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

Although we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19, the efficacy of existing vaccines against new variants and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Portfolio and Investment Activity
As of June 30, 2022, based on fair value, our portfolio consisted of 97.39% first lien senior secured debt investments and 2.61% investments in affiliated funds.
As of June 30, 2022, we had investments in seven portfolio companies with an aggregate fair value of $86 million.
Our investment activity for the three months ended June 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended June 30, 2022
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$135,729
Investment in affiliated funds	2,248
Total principal amount of investments committed	$137,977
New debt investments(1):
New commitments	$135,729
Number of new commitments in new portfolio companies(2)	7
Average new commitment amount	$19,390
Weighted average term for new commitments (in years)	4.0
Percentage of new commitments at floating rates	100%
Percentage of new commitments at fixed rates	0.0%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of June 30, 2022 our investments consisted of the following:

	June 30, 2022
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$83,772	$83,766
Investment in affiliated funds	2,248	2,248
Total investments	$86,020	$86,014
The table below describes investments by industry composition based on fair value as of June 30, 2022:

June 30, 2022
Air freight and logistics	15.8%
Auto components	7.6%
Health care providers and services	17.7%
IT services	26.9%
Machinery	20.7%
Multisector holdings	2.6%
Specialty retail	8.7%
Total	100.0%
As of June 30, 2022, 100% of investments held were based in the United States.

The weighted average yields and interest rates of our funded debt investments as of June 30, 2022 were as follows:

June 30, 2022
Weighted average total yield of funded debt investments at cost	9.5%
Weighted average total yield of funded debt investments at fair value	9.5%
Weighted average interest rate of funded debt investments (1)	8.1%
Weighted average spread over reference rates of all floating rate funded debt investments	5.7%
(1)Calculated using actual interest rates in effect as of June 30, 2022 based on borrower elections.
The weighted average yield of our funded debt investments is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates of each investment as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.
Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.
As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all debt investments on a scale of A to F. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
A	A loan supported by exceptional financial strength, stability and liquidity;
B	As a general rule, a new transaction will be risk rated a “B” loan. Overtime, a “B” loan is supported by good financial strength, stability and liquidity;
C	A loan that is exhibiting deteriorating trends, which if not corrected could jeopardize repayment of the debt. In general, a default by the borrower of one of its financial performance covenants (leverage or coverage ratios) would warrant a downgrade of a loan to a risk rating of “C”;
D	A loan that has a well-defined weakness that jeopardizes the repayment of the debt or the ongoing enterprise value of the borrower;
E	A loan that has an uncured payment default; and
F	An asset that is considered uncollectible or of such little value that its continuance as a booked asset is unwarranted.
Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated C through F, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

The following table shows the composition of our debt investments on the A to F rating scale as of June 30, 2022:

June 30, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—
B	83,766	100.0%
C	—	—
D	—	—
E	—	—
F	—	—
Total	$83,766	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022:

	June 30, 2022
(Amounts in thousands)	Amortized Cost	Percentage
Performing	$83,772	100.0%
Non-accrual	—	—
Total	$83,772	100.0%
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Adviser’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in the Adviser’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Results of Operations
The following table represents the operating results for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022:
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

(Amounts in thousands)	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Total investment income	$715	$715
Less: expenses	914	1,234
Net investment income (loss)	(199)	(519)
Net change in unrealized gain (loss)	(6)	(6)
Net increase (decrease) in net assets resulting from operations	$(205)	$(525)
Investment Income
Investment income for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022 were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Interest	$297	$297
Agent fees	418	418
Total investment income	715	715
Expenses
Expenses for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022 were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Organizational costs	$61	$381
Offering costs	60	60
Administrative fees	255	255
Management fees	174	174
Interest	104	104
Insurance fees	82	82
Accounting fees	72	72
Directors' fees	52	52
Other	38	38

Professional fees	16	16
Total net expenses	$914	$1,234
Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Administrator charged approximately $255,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
Income Taxes, including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To continue to qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware C corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, we did not accrue U.S. federal tax expense related to fee income received.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Net change in unrealized gain (loss) on investments	$(6)	$(6)
Net change in unrealized gain (loss) on investment transactions	$(6)	$(6)
For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments

Net Realized Gains (Losses) on Investment Transactions
There were no realized gains and losses and no sales or paydowns for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022.

Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, and our subscription facility. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Adviser and Administrator or its affiliates), (3) debt service of any borrowings and (4) cash distributions to the holders of our stock.
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $1 million outstanding borrowings as of June 30, 2022. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2022, taken together with our uncalled capital commitments of $178.5 million and available debt capacity of $79.2 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of June 30, 2022 we had $85.5 million in cash. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, we used $85.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $86.0 million and partially offset by other operating activities of $0.9 million. Cash used for financing activities was $170.6 million during the period, primarily the result of proceeds from the issuance of common shares.
Equity
Subscriptions and Drawdowns
As of June 30, 2022, we had 7,000,000 shares issued and outstanding with a par value of $0.001 per share.
We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investors.

During the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, our Adviser delivered the following capital call notices to investors:

Period from January 27, 2022 (Inception) to June 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 26, 2022	May 10, 2022	3,999,940	$100
June 15, 2022	June 30, 2022	3,000,000	75
Total		6,999,940	$175
Dividends
There were no dividends declared for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022.
Debt
Subscription Facility
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
On June 10, 2022, the Company entered into a revolving credit facility (the “Subscription Facility”) with Morgan Stanley Asset Funding Inc., as the administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A. as the letter of credit issuer and a lender.  The Subscription Facility enables the Company to request loans from the administrative agent up to a maximum commitment of $75 million, which may be increased to an amount not exceeding $200 million pursuant to the terms and conditions of the Subscription Facility.  The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of investors in the Company.  The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of investors in the Company as well as other provisions of the Subscription Facility.
Borrowings under the Subscription Facility bear interest at either (a) if the borrowing is a Term SOFR loan with an interest period of one-month, Term SOFR plus 226.448 basis points (2.26448%) per annum, (b) if the borrowing is a Term SOFR loan with an interest period of three-months, Term SOFR plus 241.161 basis points (2.4161%) per annum, or (c) if the borrowing is a base rate loan, 215 basis points (2.15%) per annum. The Company may also draw letters of credit with a fee set at 215 basis points (2.15%) per annum.   In addition, the Company accrued an unused commitment fee to the administrative agent at the rate of (a) from June 10, 2022 until June 30, 2022 (the “Trigger Date”), 25 basis points (0.25%) per annum multiplied by the unused portion of the maximum commitment and (b) after the Trigger Date, (i) 35 basis points (0.35%) per annum multiplied by the unused portion of the maximum commitment when the unused commitment of the lenders is greater than fifty percent (50%) of the maximum commitment or (ii) 25 basis points (0.25%) per annum multiplied by the unused portion of the maximum commitment when the unused commitment of the lenders is less than or equal to fifty percent (50%) of the maximum commitment.  The maturity date of the Subscription Facility is June 12, 2023, which may be extended pursuant to the terms of the Subscription Facility.
On June 17, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new loan and servicing agreement (as amended, supplemented or otherwise modified from time to time, the “MSPV Credit Facility”) with Twin Brook Capital Funding XXXIII, LLC, as the transferor (the “Transferor”), AGTB Fund Manager, LLC, as the servicer, Morgan Stanley Asset Funding, Inc., as administrative agent, the lenders from time to time party thereto and The Bank of New York Mellon Trust Company, National Association, as the collateral agent, account bank and collateral custodian.
From time to time, the Transferor expects to sell and/or contribute certain investments to the Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the Borrower through its ownership of the Borrower.
The MSPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300,000,000, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the Borrower from the Transferor, a wholly-owned subsidiary of the Company. The Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of June 17, 2027. The revolving loans will be subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.35% per annum and thereafter, term SOFR plus 2.85% per annum.

As of June 30, 2022, there were $1 million in borrowings outstanding on the Subscription Facility, and no borrowings outstanding on the MSPV Credit Facility. The Company incurred approximately $58,000 of interest and unused commitment fees for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.

Debt obligations consisted of the following as of June 30, 2022:

	As of June 30, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription Facility	$75,000	$1,000	$69,770	$1,000
MSPV Credit Facility	$300,000	$—	$9,471	$—
Total debt	$375,000	$1,000	$79,241	$1,000
(1)The amount available reflects any limitations related to the facilities borrowing bases.
For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Interest expense	59	$58
Amortization of deferred financing costs	45	45
Total interest expense	$104	$104
Average interest rate	2.26%	2.26%
Average daily borrowings	$87,912	$51,613
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.

As of June 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2022
First lien senior secured debt	(Amounts in thousands)
ARC Healthcare Technologies, LLC	10,681
Benefit Plan Administrators of Eau Claire, LLC	8,990
Double E Company, LLC	4,562
IPC Pain Acquistion, LLC	11,945
Load One Purchaser Corporation	9,057
Raneys, LLC	1,522
Soccer Post Acquisition, LLC	3,174
Total unfunded portfolio company commitments	49,931
We maintain sufficient borrowing capacity along with undrawn capital commitments of our investors to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, along with undrawn capital commitments of our investors, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Investor Commitments
As of June 30, 2022, the Company had $353.5 million in total capital commitments from investors ($178.5 million undrawn). For the avoidance of doubt, we intend to call all capital prior to a Merger.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2022 is as follows:

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
Subscription Facility	$1.0	$—	$1.0	$—	$—
Total	$1.0	$—	$1.0	$—	$—
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Management Agreement, the Administration Agreement, Expense Support and Conditional Reimbursement Agreement and the Resource Sharing Agreement.
In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to us, our Adviser, and Angelo Gordon to permit us to co-invest with other funds managed by Angelo Gordon in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as any regulatory requirements and other pertinent factors. See “Item 1. – Notes to Consolidated Financial Statements – Note 6. Agreements and Related Party Transactions” for further description of our related party transactions.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Registration Statement on Form 10, filed with the SEC on June 9, 2022, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.

Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company has determined there would be no financial statement impact of adopting Rule 2a-5 and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of our Adviser and independent third party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We may fund portions of our investments with borrowings on a short term basis, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of June 30, 2022, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$1.7	$—	$1.7
Up 100 basis points	$0.9	$—	$0.9
Down 100 basis points	$(0.7)	$—	$(0.7)
Down 200 basis points	$(0.7)	$—	$(0.7)
To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Registration Statement on Form 10, filed with the SEC on June 9, 2022, as amended, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form 10 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended June 30, 2022, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10, filed with the SEC on June 9, 2022, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as described below and as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

The Company delivered a drawdown notice to investors relating to the issuance of its common shares with an aggregate purchase price of $99,998,500 and, on May 10, 2022, issued and sold 3,999,940 shares in reliance upon Section 4(a)(2) of the Securities Act in connection with such drawdown.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Declaration of Trust, (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed with the SEC on April 12, 2022)
3.2	By-laws, dated March 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed with the SEC on April 12, 2022)
10.1*	Investment Management Agreement, dated April 19, 2022, by and among AGTB Private BDC and AGTB Fund Manager, LLC
10.2*	Administration Agreement, dated April 19, 2022, by and among AGTB Private BDC and AGTB Fund Manager, LLC
10.3*	Transfer Agency and Registrar Services Agreement, dated April 19, 2022, by and among AGTB Private BDC and American Stock & Transfer Trust Company, LLC
10.4*	Expense Support and Conditional Reimbursement Agreement, dated April 19. 2022, by and among AGTB Private BDC and AGTB Fund Manager, LLC
10.5*	Global Custody Agreement, dated as of March 29, 2022, by and between AGTB Private BDC and The Bank of New York Mellon
10.6
Fund of Funds Investment Agreement, dated April 19, 2022, by and among Cliffwater Corporate Lending Fund and AGTB Private BDC (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form 10, filed with the SEC on June 9, 2022)

10.7
Revolving Credit Agreement, dated as of June 10, 2022, by and among AGTB Private BDC, the other Fund Borrowers (as defined therein) party thereto, the Lenders (as defined therein) party thereto, Morgan Stanley Asset Funding Inc. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2022)

10.8
Loan and Servicing Agreement, dated as of June 17, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC, AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding Inc. and the Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2022)

31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AGTB PRIVATE BDC

August 11, 2022	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

August 11, 2022	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)