Form 10-Q
period 2022-09-30
AGTB Private BDC
filed 2022-11-10
CIK 1913721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 10, 2022, the registrant had 14,956,183 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I	CONSOLIDATED FINANCIAL INFORMATION	2
Item 1.	Consolidated Financial Statements	2
	Consolidated Statement of Assets and Liabilities as of September 30, 2022 (Unaudited)	2
	Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022 (Unaudited)	4
	Consolidated Statement of Cash Flows for the period from January 27, 2022 (Inception) to September 30, 2022	5
	Consolidated Schedule of Investments as of September 30, 2022 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION	47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signatures		49

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGTB Private BDC
Consolidated Statement of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

September 30, 2022
(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $520,535)	$520,830
Non-controlled/affiliated investments at fair value (amortized cost of $17,785)	17,785
Cash	71,479
Deferred financing costs	3,225
Interest receivable	2,468
Deferred offering costs	446
Total assets	$616,233
Liabilities
Debt (Note 5)	$306,900
Interest payable	1,476
Income incentive fee payable	649
Capital gains incentive fee payable	46
Management fees payable	682
Accrued expenses and other liabilities payable to affiliate	634
Deferred income	501
Due to affiliate	145
Total liabilities	311,033
Commitments and contingencies (Note 7)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 12,012,698 shares issued and outstanding	$12
Additional paid-in-capital	300,784
Total distributable earnings (loss)	4,404
Total net assets	305,200
Total liabilities and net assets	$616,233
Net asset value per share	$25.41
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$6,997	$7,294
Other	1,929	2,347
Total investment income from non-controlled, non-affiliated investments:	8,926	9,641
Total investment income	8,926	9,641
Expenses
Interest	$2,015	$2,119
Management fees	682	856
Income incentive fees	649	649
Capital gains incentive fees	46	46
Administrative fees(1)	240	495
Organizational costs	—	381
Other	340	378
Offering costs	144	204
Accounting fees	129	201
Insurance fees	91	173
Directors' fees	45	97
Professional fees	193	209
Total net expenses	4,574	5,808
Net investment income (loss)	4,352	3,833
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	72	72
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	301	295
Total net realized and unrealized gain (loss) on investment transactions	373	367
Net increase (decrease) in net assets resulting from operations	$4,725	$4,200
Net investment income (loss) per share - basic and diluted	$0.48	$0.84
Earnings (loss) per share - basic and diluted	$0.53	$0.92
Weighted average shares outstanding - basic and diluted	8,981,057	4,578,943
(1)Refer to Note 6 - Agreements and Related Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$4,352	$3,833
Net change in realized gain (loss)	72	72
Net change in unrealized gain (loss)	301	295
Net increase (decrease) in net assets resulting from operations	4,725	4,200
Capital share transactions
Issuance of common shares	126,000	301,000
Net increase (decrease) in net assets resulting from capital share transactions	126,000	301,000
Total increase (decreases) in net assets	130,725	305,200
Net assets, at beginning of period	174,475	—
Net assets, at end of period	$305,200	$305,200

Capital share activity
Shares issued	5,012,698	12,012,698
Net increase in shares outstanding	5,012,698	12,012,698
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

Period from January 27, 2022 (Inception) to September 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,200
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(72)
Net change in unrealized (appreciation) depreciation on investments	(295)
Net accretion on debt instruments	(377)
Net paydown gain on debt instruments	(167)
Purchases and drawdowns of investments	(573,964)
Proceeds from sales and paydowns of investments	36,260
Amortization of deferred financing costs	297
Amortization of deferred offering costs	204
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,468)
Increase (decrease) in interest payable	1,476
Increase (decrease) in income incentive fees payable	649
Increase (decrease) in capital gains incentive fees payable	46
Increase (decrease) in management fees payable	682
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	634
Increase (decrease) in deferred income	501
Increase (decrease) in due to affiliate	145
Net cash used in operating activities	(532,249)
Cash flows from financing activities
Proceeds from issuance of common shares	301,000
Borrowings on debt	415,200
Payments on debt	(108,300)
Payments for deferred financing costs	(3,522)
Payments for deferred offering costs	(650)
Net cash provided by (used in) financing activities	603,728
Net change in cash	71,479
Cash
Cash, beginning of period	—
Cash, end of period	$71,479

Supplemental and non-cash information
Cash paid during the period for interest	$346
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S + 6.00%	9.81%	6/21/2024	$6,080	$(108)	$(106)	(0.03)%
Load One Purchaser Corporation	First lien senior secured revolving loan	S + 6.00%	9.81%	6/21/2028	3,482	282	288	0.09%
Load One Purchaser Corporation	First lien senior secured term loan	S + 6.00%	9.81%	6/21/2028	13,511	13,247	13,275	4.35%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S + 5.75%	9.46%	9/19/2027	4,527	(90)	(90)	(0.03)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S + 5.75%	9.46%	9/17/2027	1,687	(34)	(34)	(0.01)%
Zipline Logistics, LLC	First lien senior secured term loan	S + 5.75%	9.46%	9/19/2027	6,941	6,803	6,803	2.23%
						20,100	20,136	6.60%
Auto components
Raneys, LLC (6)	First lien senior secured revolving loan	S + 5.75%	9.56%	6/7/2027	$1,522	$(29)	$(26)	(0.01)%
Raneys, LLC	First lien senior secured term loan	S + 5.75%	9.56%	6/7/2027	6,656	6,530	6,540	2.14%
						6,501	6,514	2.13%
Chemicals
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S + 6.50%	10.01%	8/30/2027	$2,312	$(45)	$(45)	(0.01)%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S + 6.50%	10.01%	8/30/2027	3,940	3,861	3,862	1.27%
						3,816	3,817	1.26%
Commercial services and supplies
Industrial Air Flow Dynamics, Inc. (6)	First lien senior secured revolving loan	S + 6.25%	9.95%	8/5/2028	$2,537	$(49)	$(49)	(0.02)%
Industrial Air Flow Dynamics, Inc.	First lien senior secured term loan	S + 6.25%	9.95%	8/5/2028	17,801	17,451	17,453	5.72%
						17,402	17,404	5.70%
Construction and engineering
Ironhorse Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S + 6.50%	10.31%	9/30/2024	$10,069	$(101)	$(101)	(0.03)%
Ironhorse Purchaser, LLC	First lien senior secured revolving loan	S + 6.50%	10.31%	9/30/2027	4,506	518	518	0.17%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S + 6.50%	10.31%	9/30/2027	35,392	35,041	35,036	11.48%
						35,458	35,453	11.62%
Containers and packaging
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S + 5.50%	8.66%	8/5/2024	$3,180	$(60)	$(60)	(0.02)%
Sixarp, LLC (6)	First lien senior secured revolving loan	S + 5.50%	8.66%	8/5/2027	3,732	(72)	(72)	(0.02)%
Sixarp, LLC	First lien senior secured term loan	S + 5.50%	8.66%	8/5/2027	19,875	19,482	19,485	6.38%
						19,350	19,353	6.34%
Diversified consumer services
ACES Intermediate, LLC (6)	First lien senior secured revolving loan	S + 5.50%	8.29%	7/27/2027	$6,964	$(134)	$(134)	(0.04)%
ACES Intermediate, LLC	First lien senior secured term loan	S + 5.50%	8.29%	7/27/2027	31,455	30,834	30,834	10.10%
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Yard-Nique, Inc (6)	First lien senior secured delayed draw term loan	S + 5.00%	8.71%	8/3/2024	6,086	(83)	(83)	(0.03)%
Yard-Nique, Inc	First lien senior secured revolving loan	S + 5.00%	8.71%	4/20/2026	870	279	279	0.09%
Yard-Nique, Inc	First lien senior secured term loan	S + 5.00%	8.71%	4/30/2026	6,756	6,660	6,660	2.18%
						37,556	37,556	12.30%
Electrical equipment
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S + 5.75%	8.71%	9/15/2028	$2,249	$(45)	$(45)	(0.01)%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S + 5.75%	8.71%	9/15/2028	10,060	9,860	9,859	3.23%
						9,815	9,814	3.22%
Electronic equipment, instruments and components
ITSavvy LLC (6)	First lien senior secured delayed draw term loan	S + 5.50%	9.01%	8/8/2024	$3,043	$(28)	$(28)	(0.01)%
ITSavvy LLC (6)	First lien senior secured revolving loan	S + 5.50%	9.01%	8/8/2028	1,741	(17)	(17)	(0.01)%
ITSavvy LLC	First lien senior secured term loan	S + 5.50%	9.01%	8/8/2028	11,272	11,162	11,162	3.66%
						11,117	11,117	3.64%
Food products
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S + 5.25%	9.06%	7/8/2027	$5,223	$(100)	$(91)	(0.03)%
Sun Orchard, LLC	First lien senior secured term loan	S + 5.25%	9.06%	7/8/2027	9,479	9,296	9,313	3.05%
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	9.70%	8/19/2027	5,846	(114)	(114)	(0.04)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S + 6.00%	9.70%	8/19/2027	3,383	611	611	0.20%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S + 6.00%	9.70%	8/19/2027	23,384	22,925	22,925	7.51%
						32,618	32,644	10.69%
Health care equipment and supplies
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S + 6.00%	9.81%	7/25/2028	$1,929	$(37)	$(37)	(0.01)%
Medical Technology Associates, Inc.	First lien senior secured term loan	S + 6.00%	9.81%	7/25/2028	6,730	6,598	6,598	2.16%
						6,561	6,561	2.15%
Health care providers and services
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S + 5.50%	9.19%	6/7/2024	$7,318	$(103)	$(98)	(0.03)%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S + 5.50%	9.19%	6/7/2026	1,672	(25)	(22)	(0.01)%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S + 5.50%	9.19%	6/7/2026	12,995	12,797	12,820	4.20%
Change Academy at Lake of the Ozarks, LLC (6)	First lien senior secured revolving loan	S + 5.50%	9.20%	8/2/2027	5,786	(112)	(112)	(0.04)%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S + 5.50%	9.20%	8/2/2027	29,547	28,973	28,973	9.49%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	9.15%	5/19/2024	10,830	(133)	(126)	(0.04)%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S + 6.00%	9.15%	5/19/2027	1,115	(15)	(14)	0.00%
IPC Pain Acquistion, LLC	First lien senior secured term loan	S + 6.00%	9.15%	5/19/2027	2,792	2,751	2,757	0.90%
Propio LS, LLC	First lien senior secured revolving loan	S + 5.50%	8.30%	8/2/2027	3,619	1,468	1,468	0.48%
Propio LS, LLC	First lien senior secured term loan	S + 5.50%	8.30%	8/2/2027	19,890	19,502	19,502	6.39%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S + 5.25%	8.40%	9/15/2024	16,599	184	184	0.06%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S + 5.25%	8.40%	9/15/2026	2,699	(47)	(47)	(0.02)%
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S + 5.25%	8.40%	9/15/2026	21,073	20,706	20,704	6.78%
						85,946	85,989	28.16%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S + 5.75%	8.48%	7/29/2024	$5,202	$(36)	$(52)	(0.02)%
AHR Intermediate, Inc	First lien senior secured revolving loan	S + 5.75%	8.48%	7/29/2027	7,708	622	694	0.23%
AHR Intermediate, Inc	First lien senior secured term loan	S + 5.75%	8.48%	7/29/2027	24,353	24,070	24,109	7.90%
						24,656	24,751	8.11%
Household durables
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S + 6.50%	10.89%	9/26/2027	$3,018	$(60)	$(60)	(0.02)%
CPS Power Buyer, LLC (6)	First lien senior secured revolving loan	S + 6.50%	10.89%	9/26/2027	1,687	(34)	(34)	(0.01)%
CPS Power Buyer, LLC	First lien senior secured term loan	S + 6.50%	10.89%	9/26/2027	5,131	5,028	5,028	1.65%
Kwalu, LLC (6)	First lien senior secured revolving loan	S + 6.00%	9.76%	9/23/2027	5,061	(101)	(101)	(0.03)%
Kwalu, LLC	First lien senior secured term loan	S + 6.00%	9.76%	9/23/2027	24,899	24,402	24,401	8.00%
MacKenzie Childs Acquisition, Inc.	First lien senior secured revolving loan	S + 6.00%	9.70%	9/2/2027	3,374	2,874	2,874	0.94%
MacKenzie Childs Acquisition, Inc.	First lien senior secured term loan	S + 6.00%	9.70%	9/2/2027	18,108	17,841	17,836	5.84%
						49,950	49,944	16.37%
IT services
ARC Healthcare Technologies, LLC (6)	First lien senior secured delayed draw term loan	S + 5.25%	8.19%	6/22/2024	$7,340	$(80)	$(73)	(0.02)%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S + 5.25%	8.19%	6/22/2025	3,341	(38)	(33)	(0.01)%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S + 5.25%	8.19%	6/22/2025	23,480	23,202	23,245	7.62%
						23,084	23,139	7.59%
Machinery
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	8.73%	6/21/2024	$1,969	$(18)	$(15)	0.00%
Double E Company, LLC	First lien senior secured revolving loan	S + 6.00%	8.73%	6/21/2028	3,044	422	428	0.14%
Double E Company, LLC	First lien senior secured term loan	S + 6.00%	8.73%	6/21/2028	17,499	17,325	17,369	5.69%
						17,729	17,782	5.83%
Media
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S + 5.75%	9.56%	8/11/2027	$3,383	$1,456	$1,456	0.48%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S + 5.75%	9.56%	8/11/2027	29,157	28,583	28,578	9.36%
RKD Group, LLC (6)	First lien senior secured revolving loan	S + 6.00%	9.70%	8/17/2028	4,905	(72)	(72)	(0.02)%
RKD Group, LLC	First lien senior secured term loan	S + 6.00%	9.70%	8/17/2028	33,761	33,263	33,256	10.90%
						63,230	63,218	20.72%
Professional services
Helpware, Inc.	First lien senior secured revolving loan	S + 5.75%	9.03%	9/8/2026	$5,061	$100	$100	0.03%
Helpware, Inc.	First lien senior secured term loan	S + 5.75%	9.03%	9/8/2026	14,149	13,958	13,955	4.57%
						14,058	14,055	4.60%
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Software
Shasta Buyer, LLC	First lien senior secured revolving loan	S + 6.25%	10.06%	8/9/2028	$2,199	$194	$194	0.06%
Shasta Buyer, LLC	First lien senior secured term loan	S + 6.25%	10.06%	8/9/2028	11,692	11,459	11,463	3.76%
						11,653	11,657	3.82%
Specialty retail
Soccer Post Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S + 5.75%	8.76%	6/30/2027	$1,520	$(25)	$(23)	(0.01)%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S + 5.75%	8.76%	6/30/2027	1,741	667	670	0.22%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S + 5.75%	8.76%	6/30/2027	7,609	7,479	7,495	2.46%
						8,121	8,142	2.67%
Trading companies and distributors
Ascent Lifting, Inc. (6)	First lien senior secured revolving loan	S + 6.50%	9.71%	9/9/2027	$1,350	$(27)	$(27)	(0.01)%
Ascent Lifting, Inc.	First lien senior secured term loan	S + 6.50%	9.71%	9/9/2027	5,131	5,029	5,028	1.65%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S + 6.50%	9.24%	8/5/2024	2,192	118	118	0.04%
NEFCO Holding Company, LLC (6)	First lien senior secured delayed draw term loan	S + 6.50%	9.24%	8/5/2024	2,192	(42)	(42)	(0.01)%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S + 6.50%	9.24%	8/5/2028	2,631	2,610	2,581	0.85%
NEFCO Holding Company, LLC (6)	First lien senior secured revolving loan	S + 6.50%	9.24%	8/5/2028	3,045	(59)	(59)	(0.02)%
NEFCO Holding Company, LLC	First lien senior secured term loan	S + 6.50%	9.24%	8/5/2028	14,469	14,185	14,185	4.65%
						21,814	21,784	7.15%
Total non-controlled/non-affiliated senior secured debt						$520,535	$520,830	170.65%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC(7)(8)	Equity - 3.93% membership interest					$17,785	$17,785	5.83%
Total non-controlled/affiliated investments						$17,785	$17,785	5.83%
Total investments						$538,320	$538,615	176.48%
(1)Unless otherwise indicated, all investments are considered Level 3 investments. Under section 55(a) of the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2022, there were no non-qualifying assets.
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over
The accompanying notes are an integral part of these consolidated financial statements.

AGTB Private BDC
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)
Term SOFR based on each respective credit agreement. As of September 30, 2022, the reference rates for the floating rate loans were the Term SOFR of 2.98% and the Prime Rate of 6.25%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2022. The negative fair value is a result of the commitment being valued below par. Refer to Note 7 for further information.
(7)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(8)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $17,785 or 5.83% of the Company's net assets.
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

The Company commenced its loan origination and investment activities with the initial drawdown from investors in a Private Offering on May 10, 2022 (the commencement of operations). The Company made its first portfolio company investment in May 2022 .
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
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of "Other" income on the consolidated statement of operations.
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

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), and in that role, the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee” the Board ultimately responsible for fair value determinations under the 1940 Act.
Under the valuation policies and procedures that have been approved by the Board, the Adviser conducts a multi-step valuation process, which includes, among other procedures, the following:
•The valuation process begins with each investment being initially valued by using certain inputs provided by, among other inputs, the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•The Adviser’s management reviews the preliminary valuations with the investment professionals.
•The Adviser determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith, based on, among other things, the input of the Adviser and, where applicable, other third parties. Valuation determinations are presented to the Board.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
When determining the fair value of Level 3 investments, the Adviser may take into account the following factors, where relevant: recent transactions, the enterprise value of the underlying company, the nature and realizable value of any collateral, the underlying company’s ability to make payments and its earnings and discounted cash flows, the markets in which the underlying company does business, financial covenants, the seniority of the financial instrument in the capital structure of the company, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Adviser will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Adviser uses a market interest rate yield analysis to determine fair value.
The Company’s investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available. In such instances, the Adviser may use an internal pricing model as either a corroborating or sole data point in determining the price. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty. The Adviser generally engages third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained. The third party firm(s) either independently determine prices or assess the reasonableness of the Adviser’s prices. The analyses provided by such third party firm(s) are reviewed and considered by the Adviser. As part of the risk management process, the Adviser reviews and analyzes the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that the Adviser believes does not reflect fair value. In addition, the Adviser’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
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

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company paid approximately $0 and $3.5 million of financing costs, respectively. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company amortized approximately $252,000 and $297,000 of financing costs, respectively, which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company received approximately $496,000 and $615,000 of agent fees, respectively. During the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, approximately $102,000 and $114,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware C corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended September 30, 2022 and for

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
the period from January 27, 2022 (Inception) to September 30, 2022, the Company accrued $186,389 of U.S. federal tax expense related to Twin Brook Equity XXXIII Corp., which is included in “Other” expense on the consolidated statement of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through September 30, 2022.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company earned approximately $1.8 and $2.2 million, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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
Distributions
Distributions to common shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to stockholders. As of September 30, 2022, there were no distributions.
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

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Investments at fair value and amortized cost consisted of the following as of September 30, 2022:

	September 30, 2022
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$520,535	$520,830
Investment in affiliated funds	17,785	17,785
Total investments	$538,320	$538,615
The industry composition of investments based on fair value as of September 30, 2022 was as follows:

September 30, 2022
Air freight and logistics	3.7%
Auto components	1.2%
Chemicals	0.7%
Commercial services and supplies	3.2%
Construction and engineering	6.6%
Containers and packaging	3.6%
Diversified consumer services	7.0%
Electrical equipment	1.8%
Electronic equipment, instruments and components	2.1%
Food products	6.1%
Health care equipment and supplies	1.2%
Health care providers and services	16.0%
Health care technology	4.6%
Household durables	9.3%
IT services	4.3%
Machinery	3.3%
Media	11.7%
Multisector holdings	3.3%
Professional services	2.6%
Software	2.2%
Specialty retail	1.5%
Trading companies and distributors	4.0%
Total	100.0%
As of September 30, 2022, 100% of investments held were based in the United States.
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of September 30, 2022:

	Assets at Fair Value as of September 30, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$520,830	$520,830
Total	$—	$—	$520,830	$520,830

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued

Investments measured at net asset value(1)	$17,785
Total financial instruments, at fair value	$538,615
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Assets and Liabilities.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022:

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2022*
(Amounts in thousands)	Balance 7/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2022
First lien senior secured debt	$83,766	$472,432	$(36,260)	$519	$72	$301	$520,830	$301
Total	$83,766	$472,432	$(36,260)	$519	$72	$301	$520,830	$301
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Period from January 27, 2022 (Inception) to September 30, 2022*
(Amounts in thousands)	Balance 1/27/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2022
First lien senior secured debt	$—	$556,179	$(36,260)	$544	$72	$295	$520,830	$295
Total	$—	$556,179	$(36,260)	$544	$72	$295	$520,830	$295
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 9/30/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$377,977	Discounted cash flow	Yield	10.3% - 12.5%	10.9%	Decrease
	$377,977
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company’s other Level 3 investments have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable input used in the market comparable is the latest twelve month “LTM” EBITDA multiple.
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
Borrowings under the Subscription Facility bear interest at either (a) if the borrowing is a Term SOFR loan with an interest period of one-month, Term SOFR plus 226.448 basis points (2.26448%) per annum, (b) if the borrowing is a Term SOFR loan with an interest period of three-months, Term SOFR plus 241.161 basis points (2.4161%) per annum, or (c) if the borrowing is a base rate loan, 215 basis points (2.15%) per annum. The Company may also draw letters of credit with a fee set at 215 basis points (2.15%) per annum.   In addition, the Company accrued an unused commitment fee to the administrative agent at the rate of (a) from June 10, 2022 until September 30, 2022 (the “Trigger Date”), 25 basis points (0.25%) per annum multiplied by the unused portion of the maximum commitment and (b) after the Trigger Date, (i) 35 basis points (0.35%) per annum multiplied by the unused portion of the maximum commitment when the unused commitment of the lenders is greater than fifty percent (50%) of the maximum commitment or (ii) 25 basis points (0.25%) per annum multiplied by the unused portion of the maximum commitment when the unused commitment of the lenders is less than or equal to fifty percent (50%) of the maximum commitment.  The maturity date of the Subscription Facility is June 12, 2023, which may be extended pursuant to the terms of the Subscription Facility.
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
The MSPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the Borrower from the Transferor, a wholly-owned subsidiary of the Company. The Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of June 17, 2027. The revolving loans will be subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.35% per annum and thereafter, term SOFR plus 2.85% per annum.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of September 30, 2022, there are approximately $31 million in borrowings outstanding on the Subscription Facility, and $275.8 borrowings outstanding on the MSPV Credit Facility. The Company incurred approximately $1.7 million and $1.8 million of interest and unused commitment fees for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of September 30, 2022, the asset coverage ratio was 199.4%.
Debt obligations consisted of the following as of September 30, 2022:

	As of September 30, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription Facility	$75,000	$31,100	$11,722	$31,100
MSPV Credit Facility	$300,000	$275,800	$24,200	$275,800
Total debt	$375,000	$306,900	$35,922	$306,900
(1)The amount available reflects any limitations related to the facilities borrowing bases.
For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Interest expense	$1,763	$1,822
Amortization of deferred financing costs	252	297
Total interest expense	$2,015	$2,119
Average interest rate	4.72%	4.72%
Average daily borrowings	$126,133	$47,009
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

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Administrator charged approximately $240,000 and $495,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration agreement.
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

As of September 30, 2022, the Company has approximately $0.8 million payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statement of assets and liabilities.
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
For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company accrued approximately $682,000 and 856,000, respectively, of base management fees payable to the

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Adviser. As of September 30, 2022, base management fees payable by the Company to the Adviser were approximately $682,000.
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
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.
For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company accrued approximately $649,000 of income based incentive fees. As of September 30, 2022, the Company had approximately $649,000 of income incentive fees payable. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company accrued capital gains incentive fees of $46,000, none of which were payable under the Investment Advisory Agreement.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued

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

For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, no such Expense Payments were made by the Adviser.
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
Pursuant to such exemptive relief, the Company is generally permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
than that on which its affiliates are investing. In certain situations where co-investment with one or more funds managed by Angelo Gordon is not permitted or appropriate, Angelo Gordon will need to decide which funds will proceed with the investment. Angelo Gordon will make these determinations based on its policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.
Investment in Affiliated Funds
Fair value as of September 30, 2022 and transactions for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2022
(Amounts in thousands)	Fair Value as of July 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$2,248	$15,537	$—	$—	$—	$17,785	$—
Total non-controlled/affiliated investments	$2,248	$15,537	$—	$—	$—	$17,785	$—

	Investment in Affiliated Funds at Fair Value for the Period from January 27, 2022 (Inception) to September 30, 2022
(Amounts in thousands)	Fair Value as of January 27, 2022 (Inception)	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$—	$17,785	$—	$—	$—	$17,785	$—
Total non-controlled/affiliated investments	$—	$17,785	$—	$—	$—	$17,785	$—
Note 7.  Commitments and Contingencies
Commitments
The Company’s investment portfolio contains debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments and are fair valued. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.
As of September 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2022
First lien senior secured debt	(Amounts in thousands)
ACES Intermediate, LLC	$6,964
AHR Intermediate, Inc	12,139
ARC Healthcare Technologies, LLC	10,681
Ascent Lifting, Inc.	1,350
Benefit Plan Administrators of Eau Claire, LLC	8,990
BPCP WLF Intermedco LLC	8,552
Change Academy at Lake of the Ozarks, LLC	5,786
CPS Power Buyer, LLC	4,705
Custom Agronomics Holdings, LLC	2,312
Double E Company, LLC	4,562
Helpware, Inc.	4,892
Industrial Air Flow Dynamics, Inc.	2,537
IPC Pain Acquistion, LLC	11,945
Ironhorse Purchaser, LLC	14,012
ITSavvy LLC	4,784
Kwalu, LLC	5,061
Load One Purchaser Corporation	9,214
MacKenzie Childs Acquisition, Inc.	450
Medical Technology Associates, Inc.	1,929
NEFCO Holding Company, LLC	7,270
Optimized Marketing Acquisition, LLC	1,861
Propio LS, LLC	2,081
Raneys, LLC	1,522
RKD Group, LLC	4,905
Shasta Buyer, LLC	1,962
Sixarp, LLC	6,912
Soccer Post Acquisition, LLC	2,565
Sun Orchard, LLC	5,223
US Foot and Ankle Specialists, LLC	18,830
WCI Volt Purchaser, LLC	2,249
Yard-Nique, Inc	6,665
Zipline Logistics, LLC	6,214
Total unfunded portfolio company commitments	$189,124
Investor Commitments
As of September 30, 2022, the Company had $479.0 million in total capital commitments from investors ($178.0 million undrawn), including a $4.0 million commitment from Angelo Gordon.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Four investors in the Company have aggregate capital commitments representing approximately 88.7% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of September 30, 2022, management was not aware of any material pending or threatened litigation.
Note 8.  Net Assets
Subscriptions and Drawdowns
As of September 30, 2022, the Company had 12,012,698 shares issued and outstanding with a par value of $0.001 per share.
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

On February 17, 2022, the Adviser contributed $1,500 of capital to the company for the initial 60 common shares. During the period from January 27, 2022 (Inception) to September 30, 2022, the Adviser delivered the following capital call notices to investors:

Period from January 27, 2022 (Inception) to September 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 26, 2022	May 10, 2022	3,999,940	$100.00
June 15, 2022	June 30, 2022	3,000,000	$75.00
August 1, 2022	August 15, 2022	1,992,270	$50.00
August 17, 2022	August 31, 2022	3,020,428	$76.00
Total		12,012,638	$301.00
Dividends
There were no dividends declared for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022:

(Amounts in thousands, except share and per share amounts)	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Net increase (decrease) in net assets resulting from operations	$4,725	$4,200
Weighted average shares of common stock outstanding - basic and diluted	8,981,057	4,578,943
Earnings (loss) per common share - basic and diluted	$0.53	$0.92
Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $204,000 of permanent differences for the period from January 27, 2022 (Inception) to September 30, 2022.

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding for the period from January 27, 2022 (Inception) to September 30, 2022:

(Amounts in thousands, except share and per share amounts)	Period from January 27, 2022 (Inception) to September 30, 2022
Per share data:
Net asset value, beginning of period	$—
Net investment income (loss)(1)	0.84
Net realized and unrealized gain (loss) on investment transactions(1)	0.08
Total from operations	0.92
Impact of issuance of common stock	24.49
Total increase (decrease) in net assets	25.41
Net asset value, end of period	$25.41
Shares outstanding, end of period	12,012,698
Total return(2)(3)	1.6%
Ratios / supplemental data
Ratio of net expenses to average net assets(3)(4)(5)	3.3%
Ratio of net investment income (loss) to average net assets(3)(4)	2.2%
Net assets, end of period	$305,200
Weighted average shares outstanding	4,578,943
Total capital commitments, end of period	$479,000
Ratio of total contributed capital to total committed capital, end of period	62.8%
Portfolio turnover rate(6)	6.7%
Asset coverage ratio(7)	199.4%
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

AGTB Private BDC
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

On September 29, 2022, the Adviser issued a capital call notice to investors relating to the sale of 2,943,485 shares of the Company’s common stock for an aggregate offering price of $75.0 million. The sale closed on October 14, 2022.

On October 12, 2022, the Adviser issued a capital call notice to investors relating to the sale of 4,031,627 shares of the Company’s common stock for an aggregate offering price of approximately $103.0 million. The sale closed on October 26, 2022. After this sale, all capital commitments were called from current investors.

On November 9, 2022, the Company entered into subscription agreements with two additional investors for an aggregate commitment amount of $50.3 million bringing total fund commitments to $529.3 million. The Company issued a capital call notice to these investors for the full commitment of $50.3 million due on November 23, 2022. After this sale, all capital commitments were called from current investors.

On October 21, 2022, the Company terminated the Subscription Facility with Morgan Stanley Asset Funding Inc.

On October 28, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “Borrower”), an indirect, wholly-owned subsidiary of AGTB Private BDC (the “Company”), entered into Amendment No. 1 of the MSPV Credit Facility, that increased the borrowing capacity by $200 million to an aggregate principal amount of $500 million, subject to availability under the borrowing base. With this amendment, the revolving loans will be subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.50% per annum and thereafter, Term SOFR plus 3.00% per annum. The other material terms of the agreement were unchanged.

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
We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common share of beneficial interest pursuant to a subscription agreement entered into with us. Investors will be required to make capital contributions to purchase shares of our common shares of beneficial interest each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on April 19, 2022 (the “Initial Closing”). As of September 30, 2022, we had $479.0 million in total capital commitments from investors.

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
Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2022, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
We have agreed to repay the Adviser for initial organization and offering costs up to a maximum of $1.25 million, of which the Adviser has incurred approximately $0.6 million as of September 30, 2022.
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
As of September 30, 2022, the Company had borrowings of $306.9 million outstanding at an average all-in rate of 4.71%, which is included in debt on the consolidated statement of assets and liabilities. The Company incurred approximately $1.7 million and $1.8 million of interest and unused commitment fees for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.
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

Portfolio and Investment Activity
As of September 30, 2022, based on fair value, our portfolio consisted of 96.70% first lien senior secured debt investments and 3.30% investments in affiliated funds.
As of September 30, 2022, we had investments in thirty-two portfolio companies with an aggregate fair value of $538.6 million.
Our investment activity for the three months ended September 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended September 30, 2022
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$629,658
Investment in affiliated funds	15,537
Total principal amount of investments committed	$645,195
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(43,831)
Total principal amount of investments sold or repaid	$(43,831)
New debt investments(1):
New commitments	$629,658
Number of new commitments in new portfolio companies(2)	25
Average new commitment amount	$25,186
Weighted average term for new commitments (in years)	4.9
Percentage of new commitments at floating rates	100.0%
Percentage of new commitments at fixed rates	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of September 30, 2022 our investments consisted of the following:

	September 30, 2022
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$520,535	$520,830
Investment in affiliated funds	17,785	17,785
Total investments	$538,320	$538,615

The table below describes investments by industry composition based on fair value as of September 30, 2022:

September 30, 2022
Air freight and logistics	3.7%
Auto components	1.2%
Chemicals	0.7%
Commercial services and supplies	3.2%
Construction and engineering	6.6%
Containers and packaging	3.6%
Diversified consumer services	7.0%
Electrical equipment	1.8%
Electronic equipment, instruments and components	2.1%
Food products	6.1%
Health care equipment and supplies	1.2%
Health care providers and services	16.0%
Health care technology	4.6%
Household durables	9.3%
IT services	4.3%
Machinery	3.3%
Media	11.7%
Multisector holdings	3.3%
Professional services	2.6%
Software	2.2%
Specialty retail	1.5%
Trading companies and distributors	4.0%
Total	100.0%
As of September 30, 2022, 100% of investments held were based in the United States.
The weighted average yields and interest rates of our funded debt investments as of September 30, 2022 were as follows:

September 30, 2022
Weighted average total yield of funded debt investments at cost	10.8%
Weighted average total yield of funded debt investments at fair value	10.8%
Weighted average interest rate of funded debt investments (1)	9.2%
Weighted average spread over reference rates of all floating rate funded debt investments	5.8%
(1)Calculated using actual interest rates in effect as of September 30, 2022 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2022:

September 30, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—
B	520,830	100.0%
C	—	—
D	—	—
E	—	—
F	—	—
Total	$520,830	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022:

	September 30, 2022
(Amounts in thousands)	Amortized Cost	Percentage
Performing	$520,535	100.0%
Non-accrual	—	—
Total	$520,535	100.0%
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
Results of Operations
The following table represents the operating results for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022:
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

(Amounts in thousands)	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Total investment income	$8,926	$9,641
Less: expenses	4,574	5,808
Net investment income (loss)	4,352	3,833
Net realized gain (loss)	72	72
Net change in unrealized gain (loss)	301	295
Net increase (decrease) in net assets resulting from operations	$4,725	$4,200
Investment Income
Investment income for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Interest	$6,997	$7,294
Other	1,929	2,347
Total investment income	$8,926	$9,641

Expenses
Expenses for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Interest	2,015	2,119
Management fees	682	856
Income incentive fees	649	649
Capital gains incentive fees	46	46
Administrative fees	240	495
Organizational costs	—	381
Other	340	378
Offering costs	144	204
Accounting fees	129	201
Insurance fees	91	173
Directors' fees	45	97
Professional fees	193	209
Total net expenses	$4,574	$5,808
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
For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Administrator charged approximately $240,000 and $495,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware C corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, we accrued $186,389 of U.S. federal tax expense related to Twin Brook Equity XXXIII Corp.

Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Net change in unrealized gain (loss) on investments	$301	$295
Net change in unrealized gain (loss) on investment transactions	$301	$295
For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Net realized gain (loss) on investments	$72	$72
Net realized gain (loss) on investments	$72	$72

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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $306.9 million outstanding borrowings as of September 30, 2022. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2022, taken together with our uncalled capital commitments of $178.0 million and available debt capacity of $35.9 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of September 30, 2022 we had $71.5 million in cash. For the period from January 27, 2022 (Inception) to September 30, 2022, we used $532.2 million in cash for operating activities, primarily as a result of funding portfolio investments of $574.0 million and partially offset by other operating activities of $41.7 million. Cash provided by financing activities was $603.7 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
Subscriptions and Drawdowns
As of September 30, 2022, we had 12,012,698 shares issued and outstanding with a par value of $0.001 per share.
We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investors.
During the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, our Adviser delivered the following capital call notices to investors:

Period from January 27, 2022 (Inception) to September 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 26, 2022	May 10, 2022	3,999,940	$100.00
June 15, 2022	June 30, 2022	3,000,000	75.00
August 1, 2022	August 15, 2022	1,992,270	$50.00
August 17, 2022	August 31, 2022	3,020,428	76.00
Total		12,012,638	$301.00
On September 29, 2022, the Adviser issued a capital call notice to investors relating to the sale of 2,943,485 shares of the Company’s common stock for an aggregate offering price of $75.0 million. The sale closed on October 14, 2022.

On October 12, 2022, the Adviser issued a capital call notice to investors relating to the sale of 4,031,627 shares of the Company’s common stock for an aggregate offering price of approximately $103.0 million. The sale closed on October 26, 2022. After this sale, all capital commitments were called from all current investors.

On November 9, 2022, the Company entered into subscription agreements with two additional investors for an aggregate commitment amount of $50.3 million bringing total fund commitments to $529.3 million. The Company issued a capital call notice to these investors for the full commitment of $50.3 million due on November 23, 2022. After this sale, all capital commitments were called from all current investors.

Dividends
There were no dividends declared for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022.
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
Borrowings under the Subscription Facility bear interest at either (a) if the borrowing is a Term SOFR loan with an interest period of one-month, Term SOFR plus 226.448 basis points (2.26448%) per annum, (b) if the borrowing is a Term SOFR loan with an interest period of three-months, Term SOFR plus 241.161 basis points (2.4161%) per annum, or (c) if the borrowing is a base rate loan, 215 basis points (2.15%) per annum. The Company may also draw letters of credit with a fee set at 215 basis points (2.15%) per annum.   In addition, the Company accrued an unused commitment fee to the administrative agent at the rate of (a) from June 10, 2022 until September 30, 2022 (the “Trigger Date”), 25 basis points (0.25%) per annum multiplied by the unused portion of the maximum commitment and (b) after the Trigger Date, (i) 35 basis points (0.35%) per annum multiplied by the unused portion of the maximum commitment when the unused commitment of the lenders is greater than fifty percent (50%) of the maximum commitment or (ii) 25 basis points (0.25%) per annum multiplied by the unused portion of the maximum commitment when the unused commitment of the lenders is less than or equal to fifty percent (50%) of the maximum commitment.  The maturity date of the Subscription Facility is June 12, 2023, which may be extended pursuant to the terms of the Subscription Facility. On October 21, 2022, the Company terminated the Subscription Facility with Morgan Stanley Asset Funding Inc.
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
The MSPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300.0 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the Borrower from the Transferor, a wholly-owned subsidiary of the Company. The Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of June 17, 2027. The revolving loans will be subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.35% per annum and thereafter, term SOFR plus 2.85% per annum.

On October 28, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “Borrower”), an indirect, wholly-owned subsidiary of AGTB Private BDC (the “Company”), entered into Amendment No. 1 of the MSPV Credit Facility, that increased the borrowing capacity by $200 million to an aggregate principal amount of $500 million, subject to availability under the borrowing base. With this amendment, the revolving loans will be subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.50% per annum and thereafter, Term SOFR plus 3.00% per annum. The other material terms of the agreement were unchanged.

As of September 30, 2022, there were $31.1 million in borrowings outstanding on the Subscription Facility, and $275.8 million borrowings outstanding on the MSPV Credit Facility. The Company incurred approximately $1.7 million and $1.8 million of interest and unused commitment fees for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, respectively, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.

Debt obligations consisted of the following as of September 30, 2022:

	As of September 30, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription Facility	$75,000	$31,100	$11,722	$31,100
MSPV Credit Facility	$300,000	$275,800	$24,200	$275,800
Total debt	$375,000	$306,900	$35,922	$306,900
(1)The amount available reflects any limitations related to the facilities borrowing bases.
For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Period from January 27, 2022 (Inception) to September 30, 2022
Interest expense	1,763	1,822
Amortization of deferred financing costs	297	297
Total interest expense	$2,015	$2,119
Average interest rate	4.72%	4.72%
Average daily borrowings	$126,133	$47,009
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

As of September 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2022
First lien senior secured debt	(Amounts in thousands)
ACES Intermediate, LLC	$6,964
AHR Intermediate, Inc	12,139
ARC Healthcare Technologies, LLC	10,681
Ascent Lifting, Inc.	1,350
Benefit Plan Administrators of Eau Claire, LLC	8,990
BPCP WLF Intermedco LLC	8,552
Change Academy at Lake of the Ozarks, LLC	5,786
CPS Power Buyer, LLC	4,705
Custom Agronomics Holdings, LLC	2,312
Double E Company, LLC	4,562
Helpware, Inc.	4,892
Industrial Air Flow Dynamics, Inc.	2,537
IPC Pain Acquistion, LLC	11,945
Ironhorse Purchaser, LLC	14,012
ITSavvy LLC	4,784
Kwalu, LLC	5,061
Load One Purchaser Corporation	9,214
MacKenzie Childs Acquisition, Inc.	450
Medical Technology Associates, Inc.	1,929
NEFCO Holding Company, LLC	7,270
Optimized Marketing Acquisition, LLC	1,861
Propio LS, LLC	2,081
Raneys, LLC	1,522
RKD Group, LLC	4,905
Shasta Buyer, LLC	1,962
Sixarp, LLC	6,912
Soccer Post Acquisition, LLC	2,565
Sun Orchard, LLC	5,223
US Foot and Ankle Specialists, LLC	18,830
WCI Volt Purchaser, LLC	2,249
Yard-Nique, Inc	6,665
Zipline Logistics, LLC	6,214
Total unfunded portfolio company commitments	$189,124
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
Investor Commitments
As of September 30, 2022, the Company had $479.0 million in total capital commitments from investors ($178.0 million undrawn). On November 9, 2022, the Company entered into subscription agreements with two additional investors for an aggregate commitment amount of $50.3 million bringing total fund commitments to $529.3 million. For the avoidance of doubt, we intend to call all capital prior to a Merger.

On September 29, 2022, the Adviser issued a capital call notice to investors relating to the sale of 2,943,485 shares of the Company’s common stock for an aggregate offering price of $75.0 million. The sale closed on October 14, 2022.

On October 12, 2022, the Adviser issued a capital call notice to investors relating to the sale of 4,031,627 shares of the Company’s common stock for an aggregate offering price of approximately $103.0 million. The sale closed on October 26, 2022. After this sale, all capital commitments were called from current investors.

On November 9, 2022, the Company entered into subscription agreements with two additional investors for an aggregate commitment amount of $50.3 million bringing total fund commitments to $529.3 million. The Company issued a capital call notice to these investors for the full commitment of $50.3 million due on November 23, 2022.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2022 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
Subscription Facility	$31.1	$31.1	$—	$—	$—
MSPV Credit Facility	$275.8	$—	$275.8	$—	$—
Total	$306.9	$31.1	$275.8	$—	$—
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

The Board has designated the Adviser as its “valuation designee’ pursuant to Rule 2a-5, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee” the Board is ultimately responsible for the fair value determinations under the 1940 Act.

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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by Adviser, pursuant to Rule 2a-5, based on, among other things, the input of independent third party valuation firm(s) engaged by the Adviser, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of September 30, 2022, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$10.6	$6.1	$4.5
Up 100 basis points	$5.3	$3.1	$2.2
Down 100 basis points	$(5.3)	$(3.1)	$(2.2)
Down 200 basis points	$(10.6)	$(6.1)	$(4.5)
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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Registration Statement on Form 10, filed with the SEC on June 9, 2022, as amended, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form 10 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended September 30, 2022, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10, filed with the SEC on June 9, 2022, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as described below and as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2022)
3.2	By-laws, dated March 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed with the SEC on April 12, 2022)
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AGTB PRIVATE BDC

November 10, 2022	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)